Form 10-Q
period 1996-09-30
SWIFT ENERGY PENSION PARTNERS 1995-A LTD
filed 1996-11-14
CIK 949467

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to __________

                      Commission File number: 33-37983-31


                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.
             (Exact name of registrant as specified in its charter)


           TEXAS                                               76-0456862
(State or other jurisdiction                                (I.R.S. Employer
       of organization)                                    Identification No.)


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

Yes  X      No
    ---        ---

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.

                                     INDEX


PART I. FINANCIAL INFORMATION                                              PAGE


    ITEM 1. FINANCIAL STATEMENTS

          Balance Sheets

             - September 30, 1996 and December 31, 1995                      3

          Statements of Operations

             - Three month period ended September 30, 1996 and 1995

             - Nine month period ended September 30, 1996 and the period
               from inception (April 28, 1995) through September 30, 1995    4

          Statements of Cash Flows

             - Nine month period ended September 30, 1996 and the period
               from inception (April 28, 1995) through September 30, 1995    5

          Notes to Financial Statements                                      6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                             8

PART II. OTHER INFORMATION                                                   9


SIGNATURES                                                                  10

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.

                                 BALANCE SHEETS




                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1996            1995
                                                 ------------    ------------
                                                  (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                   $    944,080    $  1,058,878
     Nonoperating interests income receivable         122,263         159,563
     Other                                             11,882            --
                                                 ------------    ------------
          Total Current Assets                      1,078,225       1,218,441
                                                 ------------    ------------
Nonoperating interests in oil and gas
     properties, using full cost accounting         2,693,784       2,501,578
Less-Accumulated amortization                        (263,967)       (122,800)
                                                 ------------    ------------
                                                    2,429,817       2,378,778
                                                 ------------    ------------
                                                 $  3,508,042    $  3,597,219
                                                 ============    ============

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Payable related to property acquisitions    $    187,295    $     82,536
     Payable related to property capital costs          4,593         171,341
                                                 ------------    ------------
          Total Current Liabilities                   191,888         253,877
                                                 ------------    ------------

Partners' Capital                                   3,316,154       3,343,342
                                                 ------------    ------------
                                                 $  3,508,042    $  3,597,219
                                                 ============    ============


                See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                        FROM
                                                                                      INCEPTION
                                                                          NINE        (APRIL 28,
                                             THREE MONTHS ENDED          MONTHS          1995)
                                                SEPTEMBER 30,             ENDED        THROUGH
                                        ---------------------------   SEPTEMBER 30,  SEPTEMBER 30,
                                            1996           1995           1996           1995
                                        ------------   ------------   ------------   ------------
REVENUES:
   Income from nonoperating interests   $    135,031   $     31,449   $    418,965   $    137,981
   Interest income                            11,883         18,868         36,751         34,083
                                        ------------   ------------   ------------   ------------
                                             146,914         50,317        455,716        172,064
                                        ------------   ------------   ------------   ------------

COSTS AND EXPENSES:
   Amortization                               39,225         22,089        141,167         22,089
   General and administrative                 15,609         13,988         56,545         81,767
                                        ------------   ------------   ------------   ------------
                                              54,834         36,077        197,712        103,856
                                        ------------   ------------   ------------   ------------
NET INCOME (LOSS)                       $     92,080   $     14,240   $    258,004   $     68,208
                                        ============   ============   ============   ============



LIMITED PARTNERS' NET INCOME (LOSS)
   PER UNIT                             $        .03   $       --     $        .08   $        .02
                                        ============   ============   ============   ============


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                            FROM
                                                                                          INCEPTION
                                                                             NINE          (APRIL 28,
                                                                             MONTHS          1995)
                                                                             ENDED         THROUGH
                                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                                             1996            1995
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                        $    258,004    $     68,208
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                            141,167          22,089
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income
          receivable                                                           37,300         (29,573)
        (Increase) decrease in other current assets                           (11,882)        (16,652)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                --            65,013
                                                                         ------------    ------------
               Net cash provided by (used in) operating activities            424,589         109,085
                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties             (87,447)     (2,304,740)
    Payable related to property capital costs                                (166,748)           --
                                                                         ------------    ------------
               Net cash provided by (used in) investing activities           (254,195)     (2,304,740)
                                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital Contributions                                                        --         3,982,849
    Syndication costs                                                            --          (663,808)
    Cash distributions to partners                                           (285,192)        (30,714)
                                                                         ------------    ------------
               Net cash provided by (used in) financing activities           (285,192)      3,288,327
                                                                         ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (114,798)      1,092,672
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            1,058,878            --
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    944,080    $  1,092,672
                                                                         ============    ============
Supplemental disclosure of noncash investing and financing activities:
  Oil and gas properties acquired which were paid for
  in a subsequent period                                                 $    187,295    $     53,032
                                                                         ============    ============




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

     USE OF ESTIMATES --

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

     NONOPERATING INTERESTS IN OIL AND GAS PROPERTIES --

          For financial reporting purposes the Partnership follows the "full-cost" method of accounting for nonoperating interests in oil and gas property costs. Under this method of accounting, all costs incurred in the acquisition of nonoperating interests in oil and gas properties are capitalized. The unamortized cost of nonoperating interests in oil and gas properties is limited to the "ceiling limitation" (calculated separately for the Partnership, limited partners and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from nonoperating interests in proved properties using current prices discounted at ten percent. Proceeds from the sale or disposition of nonoperating interests in oil and gas properties are treated as a reduction of the cost of the nonoperating interests with no gains or losses recognized except in significant transactions.

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


          The Partnership computes the provision for amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

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

(4)  RELATED-PARTY TRANSACTIONS -

          The Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1995-A, Ltd. (Operating Partnership), an affiliated partnership managed by Swift for the purpose of acquiring working interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Operating Partnership will convey to the Partnership nonoperating interests in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Partnership's proportionate share of the property acquisition costs.

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

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Partnership was formed for the purpose of investing in nonoperating interests in producing oil and gas properties located with the continental United States and Canada. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership was formed, it commenced its "acquisition" phase, with all funds placed in short-term investments until required for the acquisition of nonoperating interests. Therefore, the interest earned on these pre-acquisition investments becomes the primary cash flow source for initial Interest Holder distributions. As the Partnership acquires nonoperating interests in producing properties, net cash from ownership of nonoperating interests becomes available for distribution, along with the investment income. After all partnership funds have been expended on nonoperating interests in producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, income from nonoperating interests in oil and gas sales generates substantially all revenues, and distributions to Interest Holders reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of nonoperating interests in acquired oil and gas properties, when the sale of such interests is economically appropriate or preferable to continued operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership has expended approximately 76 percent of the Interest Holders' commitments available for property acquisitions by acquiring nonoperating interests in producing oil and gas properties.

     The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

     The Partnership was formed effective April 28, 1995, and accordingly, there were limited operations in the corresponding periods in 1995 to compare with the three and nine months ended September 30, 1996.

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


                                            SWIFT ENERGY PENSION
                                            PARTNERS 1995-A, LTD.
                                            (Registrant)

                                       By:  SWIFT ENERGY COMPANY
                                            Managing General Partner


Date:  November 6, 1996                By:  /s/ John R. Alden
       ----------------                     --------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:  November 6, 1996                By:  /s/ Alton D. Heckaman, Jr.
       ----------------                     --------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
