Form 10-Q
period 1997-06-30
SWIFT ENERGY PENSION PARTNERS 1995-A LTD
filed 1997-08-13
CIK 949467

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                             3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                  4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                  5

            Notes to Financial Statements                                                         6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                          8

PART II.    OTHER INFORMATION                                                                    10


SIGNATURES                                                                                       11

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      313,078       $      751,963
              Nonoperating interests income receivable                                         58,968              181,703
              Other                                                                             6,950                   --
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       378,996              933,666
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,185,984            2,894,897
         Less-Accumulated amortization                                                       (788,236)            (325,678)
                                                                                       ---------------     ----------------
                                                                                            2,397,748            2,569,219
                                                                                       ---------------     ----------------
                                                                                       $    2,776,744       $    3,502,885
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to property acquisitions                                 $           --       $      183,991
              Payable related to excess costs                                                   5,571                5,856
                                                                                       ---------------     ----------------
                   Total Current Liabilities                                                    5,571              189,847
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  2,771,173            3,313,038
                                                                                       ---------------     ----------------
                                                                                       $    2,776,744       $    3,502,885
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,
                                              ---------------------------------  ---------------------------------
                                                    1997             1996              1997             1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        61,101   $       164,767  $       190,629   $       283,934
   Interest income                                      6,951            12,265           15,906            24,868
                                              ---------------   ---------------  ---------------   ---------------
                                                       68,052           177,032          206,535           308,802
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        54,754            46,642          462,558           101,942
   General and administrative                          17,493            19,133           38,854            40,936
                                              ---------------   ---------------  ---------------   ---------------
                                                       72,247            65,775          501,412           142,878
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        (4,195)  $       111,257  $      (294,877)  $       165,924
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .03  $          (.09)  $           .05
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $     (294,877)         $       165,924
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     462,558                  101,942
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                122,735                   86,696
        (Increase) decrease in other current assets                                     (6,950)                 (12,012)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              283,466                  342,550
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                     (475,078)                 (84,899)
    Increase (decrease) in payable related to excess costs                                (285)                (165,589)
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                             (475,363)                (250,488)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (246,988)                (175,797)
                                                                               ----------------         ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (438,885)                 (83,735)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       751,963                1,058,878
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      313,078          $       975,143
                                                                               ===============          ===============
Supplemental disclosure of noncash investing and financing activities:
  Oil and gas properties acquired which were paid for
  in a subsequent period                                                        $           --          $       226,340
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

(3)  Significant Accounting Policies -

       Use of Estimates --

                  The  preparation  of financial  statements in conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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

LIQUIDITY AND CAPITAL RESOURCES

      The  Partnership  has  expended  approximately  92 percent of the Interest
Holder's   commitments   available  for  property   acquisitions   by  acquiring
nonoperating interests in producing oil and gas properties.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 63 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $96,286 or 46 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline in gas prices of 57 percent or $1.75/MCF and in oil prices of 13 percent or $2.27/BBL had a significant impact on partnership performance. Declines in gas and oil volumes of 41 percent and 26 percent, respectively, further contributed to the revenue declines.

      Associated amortization expense decreased 28 percent or $12,861.

      The Partnership recorded an additional provision in amortization in the second quarter of 1997 for $20,973 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests declined 33 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $74,887 or 20 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 28 percent in oil production and 15 percent in gas production were major contributing factors to the decreased revenues for the period. Increased oil prices of 12 percent or $1.89/BBL partially offset the production declines.

      Associated amortization expense declined 22 percent or $22,926.

      The Partnership recorded an additional provision in amortization in the first six months of 1997 for $383,542 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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

Date:     August 4, 1996           By:        /s/ John R. Alden
          --------------                      ----------------------------------
                                              John R. Alden
                                              Senior Vice President, Secretary
                                              and Principal Financial Officer

Date:     August 4, 1996           By:        /s/ Alton D. Heckaman, Jr.
          --------------                      ----------------------------------
                                              Alton D. Heckaman, Jr.
                                              Vice President, Controller
                                              and Principal Accounting Officer