Form 10-Q
period 1998-06-30
SWIFT ENERGY PENSION PARTNERS 1995-A LTD
filed 1998-08-14
CIK 949467

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                 PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                              3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997   4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                   5

            Notes to Financial Statements                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                           8

PART II.    OTHER INFORMATION                                                     10


SIGNATURES                                                                        11

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       84,906       $      259,680
              Nonoperating interests income receivable                                         13,533               55,313
                                                                                       ---------------     ----------------
                  Total Current Assets                                                         98,439              314,993
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,370,257            3,205,678
         Less-Accumulated amortization                                                     (1,466,395)            (915,470)
                                                                                       ---------------     ----------------
                                                                                            1,903,862            2,290,208
                                                                                       ---------------     ----------------
                                                                                       $    2,002,301       $    2,605,201
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       69,503       $        4,638
                                                                                       ---------------     ----------------

         Interest Holders' Capital (3,319,041 Interest Holders' SDIs;
                                    $1.00 per SDI)                                          1,914,077            2,573,085
         General Partners' Capital                                                             18,721               27,478
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   1,932,798            2,600,563
                                                                                       ---------------     ----------------
                                                                                       $    2,002,301       $    2,605,201
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        15,879   $        61,101  $        74,002   $       190,629
   Interest income                                      2,423             6,951            5,135            15,906
                                              ---------------   ---------------  ---------------   ---------------
                                                       18,302            68,052           79,137           206,535
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                       438,005            54,754          550,925           462,558
   General and administrative                          14,739            17,493           26,599            38,854
                                              ---------------   ---------------  ---------------   ---------------
                                                      452,744            72,247          577,524           501,412
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $      (434,442)  $        (4,195) $      (498,387)  $      (294,877)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.13)  $            --  $          (.15)  $          (.09)
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                               ----------------------------------------
                                                                                     1998                    1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $     (498,387)         $      (294,877)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     550,925                  462,558
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 41,780                  122,735
        (Increase) decrease in other current assets                                         --                   (6,950)
        Increase (decrease) in accounts payable                                         64,865                     (285)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              159,183                  283,181
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                     (164,579)                (475,078)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (169,378)                (246,988)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (174,774)                (438,885)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       259,680                  751,963
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       84,906          $       313,078
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

     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $159,183 and $283,181 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $169,378 and $246,988 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 74 percent in the second quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $11,067 or 10 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased oil prices. Current quarter oil prices declined 40 percent or $6.18/BBL. Declines in revenues were partially offset by an increase in gas prices of 71 percent or $.94/MCF and increased oil production of 18 percent when compared to second quarter 1997 prices and production.

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Total amortization expense for the second quarter of 1998 increased 700 percent or $383,251 when compared to the second quarter of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense increased 13 percent or $4,552 in the second quarter of 1998 when compared to the second quarter of 1997, relating to the increase in production volumes.

      The Partnership recorded an additional provision in amortization for the second quarter in 1998 and 1997 of $399,672 and $20,973, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

Six Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 61 percent in the first six months of 1998 when compared to the same period in 1997. Oil and gas sales declined $84,819 or 29 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased oil and gas prices. A decline in oil prices of 42 percent or $7.60/BBL and in gas prices of 25 percent or $.72/MCF, had a significant impact on partnership performance. Also, current period gas production declined 23 percent when compared to the same period in 1997, further contributing to decreased revenues.

      Total amortization expense for the first six months of 1998 increased 19 percent or $88,367 when compared to the first six months of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 4 percent or $3,121 in the first six months of 1998 when compared to the first six months of 1997, relating to the decrease in production volumes.

      The Partnership recorded an additional provision in amortization for the first six months in 1998 and 1997 of $475,030 and $383,542, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

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


                                          SWIFT ENERGY PENSION
                                          PARTNERS 1995-A, LTD.
                                          (Registrant)

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner

Date:     August 4, 1998       By:        /s/ John R. Alden
          --------------                  ---------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     August 4, 1998       By:        /s/ Alton D. Heckaman, Jr.
          --------------                  ---------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer