Form 10-K405
period 1998-12-31
SWIFT ENERGY PENSION PARTNERS 1995-A LTD
filed 1999-03-24
CIK 949467

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                       Documents Incorporated by Reference

Document                                           Incorporated as to

    Registration Statement No. 33-37983              Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1998

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.

ITEM NO.                    PART I                                PAGE
   1       Business                                                I-1
   2       Properties                                              I-5
   3       Legal Proceedings                                       I-7
   4       Submission of Matters to a Vote of
             Security Holders                                      I-7


                            PART II

   5       Market Price of and Distributions on the
             Registrant's SDIs and Related Interest
             Holder Matters                                       II-1
   6       Selected Financial Data                                II-2
   7       Management's Discussion and Analysis of
             Financial Condition and Results of Operations        II-2
   8       Financial Statements and Supplementary Data            II-4
   9       Disagreements on Accounting and Financial
             Disclosure                                           II-4


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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1998, the Partnership had expended or committed to expend 100% of the Interest Holders' commitments in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Nonoperating Interests in Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1998, the Operating Partnership had conveyed to the Registrant a 47% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1998, Swift had 203 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1998, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Chunchula Unit is located in Mobile County, Alabama, (Parker and Parsley acquisition) and produces from the Smackover horizon. This unit represents 43% of this Partnership's value.

         2. Approximately 33% of the Partnership's value is from the AWP Field in McMullen County, Texas (Bracken acquisition). The wells produce from the Olmos formation.

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

                                            Net Production
                               ----------------------------------------
                                          For the Years Ended
                                              December 31,
                               ----------------------------------------
                                 1998            1997           1996
                               --------         -------  --------------
Net Volumes (Equivalent MCFs)   184,153         188,972        229,786

Average Net Nonoperating
   Interest Price per
   Equivalent MCF               $0.43           $1.44          $2.28

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1998, 1997 and 1996. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    ------------------------------------------------------------------------------
                                            1998                          1997                        1996
                                    ----------------------       ---------------------         -------------------
                                                  Natural                      Natural                     Natural
                                      Oil           Gas            Oil          Gas            Oil           Gas
                                     -------      --------       -------      --------       -------      --------
                                     (BBLS)        (MMCF)         (BBLS)       (MMCF)         (BBLS)        (MMCF)
Proved developed
   reserves at end of year            86,442         1,352       154,601         1,410       133,959         1,529
                                     -------         -----       -------         -----       -------         -----
Proved reserves
   Balance at beginning
     of year                         227,779         1,783       190,293         1,956       225,987         2,173

   Purchase of minerals
     in place                             --            --        59,361            --         6,261           261

   Extensions, discoveries
     and other additions                  --            --            --            --            --            --

   Revisions of previous
     estimates                       (92,724)         (296)       (6,131)          (78)      (24,866)         (351)

   Sales of minerals in
     place                                --            --            --            --            --            --

   Production                        (17,709)          (78)      (15,744)          (95)      (17,089)         (127)
                                     -------         -----       -------         -----       -------         -----

   Balance at end of year            117,346         1,409       227,779         1,783       190,293         1,956
                                     -------         -----       -------         -----       -------         -----


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

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1998:

                                                                 Reserves
                                                             December 31, 1998
                                                           ---------------------

                                                                           Natural                  Wells
                                                         Oil                 Gas            -----------------------
Acquisition                 State(s)                   (BBLS)              (MMCF)            Gross            Net
-----------                 --------                   ------              -------          ------          -------
Parker & Parsley           AL, LA                       44,449             1,000               41             0.208
Cabot Oil & Gas            WY                           45,978                --               14             0.669
Bracken II                 TX                           18,225               316               58             1.216
BHP Petroleum              LA                              386                36               15             0.006
Nuevo Energy               TX                            2,186                57                5             0.111
Ranch Oil                  WY                            6,122                --               13             0.235
                                                       -------             -----             ----             -----
                                                       117,346             1,409              146             2.445
                                                       -------             -----             ----             -----

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1998 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1998 and the date of this report.

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

Holders

         As of December 31, 1998, there were 307 Interest Holders holding SDIs in the Partnership.

Distributions

         The Partnership generally makes distributions to Interest Holders on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1997 and 1998, the Partnerhsip distributed a total of $373,400 and $232,300, respectively, to holders of its SDIs. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of SDIs can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1999, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the years ended December 31, 1998, 1997, 1996 and the period from inception (April 28, 1995) through December 31, 1995, should be read in conjunction with the financial statements included in
Item 8:

                                    1998                1997             1996              1995
                               --------------      -------------    -------------       ------------
 Revenues                       $    158,569     $    372,632     $       642,997     $     341,872
 Income                         $ (1,466,202)    $   (283,939)    $       363,720     $     118,331
 Total Assets                   $  1,024,007     $  2,605,201     $     3,502,885     $   3,597,219
 Cash Distributions             $    248,711     $    428,536     $       394,024     $      94,030
 Long Term Obligations          $         --     $         --     $            --     $          --
 Interest Holders' Net
  Income (Loss) Per SDI         $       (.36)    $       (.13)    $           .03     $          --
 Interest Holders' Cash
  Distributions Per SDI         $        .07     $        .11     $           .10     $         .03


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $227,527, $431,025 and $378,973 in 1998, 1997 and 1996, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures in 1998, 1997 and 1996, totaled $237,112, $494,772 and $291,864, respectively. Cash distributions to partners totaled $248,711, $428,536 and $394,024 in 1998, 1997 and 1996, respectively.

Results of Operations

         Income from nonoperating interests decreased 56 percent in 1998 over 1997. Oil and gas sales decreased 33 percent in 1998 vs. 1997. 1998 oil and gas prices decreased 43 percent or $7.11/BBL and 26 percent or $.77/MCF, respectively. These price declines had a significant impact on partnership performance. Also, production volumes decreased 3 percent due to a 18 percent gas production decrease. Oil production increased 13 percent offsetting the decline in gas production.

         Total amortization expense for 1998 increased 165 percent or $970,753 when compared to 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 14 percent or $23,242 in 1998 when compared to 1997, relating to the 3 percent decrease in production volumes.

         The Partnership recorded an additional provision in amortization in 1998 and 1997 of $1,420,712 and $426,717, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.


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

         During 1999, Partnership revenues and costs are expected to be shared between the Interest Holders and general partners in an 85:15 ratio. Based on current oil and gas prices, anticipated levels of oil and gas production and expected cash distributions during 1999, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85:15.

Year 2000

         The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. By mid-1999, the Managing General Partner expects the mission critical systems to be either replaced or updated and testing to be virtually completed.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed by mid-1999.

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.


         The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which will be spent during the testing phase. The Partnership's share of this cost is expected to be insignificant.

         The failure to correct a material Year 2000 problem could result in an interruption, or failure of certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it will be able to resolve any Year 2000 problems concerning its financial and administrative systems. It is undeterminable how all the aspects of the Year 2000 will impact the Partnership. The most reasonably likely worst case scenario would involve a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner is contacting its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be able to resolve in a timely manner any Year 2000 problems directly affecting the Managing General Partner or Partnership and to inform them of the Managing General Partner's internal assessment of its Year 2000 review. There can be no assurance that such third parties will not fail to appropriately address their Year 2000 issues or will not themselves suffer a Year 2000 disruption that could have a material adverse effect on the Partnership's activities, financial condition or operating results. Based upon these responses and any problems that arise during the testing phase, contingency plans or back-up systems would be determined and addressed.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 12, 1999 regarding the directors and executive officers of Swift.

                                       Position(s) with
         Name           Age        Swift and Other Companies
         ----           ---        -------------------------
                              DIRECTORS

A. Earl Swift           65    Chief Executive Officer and
                              Chairman of the Board

Virgil N. Swift         70    Executive Vice President - Business
                              Development, Vice Chairman of the Board

G. Robert Evans         67    Director of Swift; Chairman of the Board,
                              Material Sciences Corporation;
                              Director, Consolidated Freightways, Inc.,
                              Fibreboard  Corporation,   Elco  Industries,
                              and Old Second Bancorp

Raymond O. Loen         74    Director of Swift; President, R. O. Loen
                              Company

Henry C. Montgomery     63    Director of Swift; Chairman of the Board,
                              Montgomery Financial Services Corporation;
                              Director, Southwall Technology Corporation

Clyde W. Smith, Jr.     50    Director of Swift; President, Somerset
                              Properties, Inc.

Harold J. Withrow       71    Director of Swift

                              EXECUTIVE OFFICERS

Terry E. Swift          43    President, Chief Operating Officer

John R. Alden           53    Senior Vice President - Finance,
                              Chief Financial Officer and Secretary

Bruce H. Vincent        51    Senior Vice President - Funds Management

James M. Kitterman      54    Senior Vice President - Operations

Joe A. D'Amico          50    Senior Vice President- Exploration and
                              Development

Alton D. Heckaman, Jr.  41    Vice President - Finance and Controller


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

               Balance Sheets as of December 31, 1998 and 1997                         IV-4

               Statements of  Operations  for the years ended
                  December 31, 1998, 1997 and 1996                                     IV-5

               Statements of Partners'  Capital for the years ended
                  December 31, 1998, 1997 and 1996                                     IV-6

               Statements of Cash Flows for the years ended
                  December  31, 1998, 1997 and  1996                                   IV-7

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1998 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Interest Holders of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Pension Partners 1995-A, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Pension Partners 1995-A, Ltd., (a Texas limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years ended Decmeber 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Pension Partners 1995-A, Ltd., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.






                                   ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1999

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                                                                                            1998                 1997
                                                                                       ---------------     ----------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,384       $      259,680
              Nonoperating interests income receivable                                         55,848               55,313
                                                                                       ---------------      ---------------
                  Total Current Assets                                                         57,232              314,993
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,442,790            3,205,678
         Less-Accumulated amortization                                                     (2,476,015)            (915,470)
                                                                                       ---------------      ---------------
                                                                                              966,775            2,290,208
                                                                                       ---------------      ---------------
                                                                                       $    1,024,007       $    2,605,201
                                                                                       ===============      ===============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      138,357       $        4,638
                                                                                       ---------------      ---------------

         Interest Holders' Capital (3,319,041 Interest Holders' SDIs;
                                   $1.00 per SDI)                                             863,204            2,573,085
         General Partners' Capital                                                             22,446               27,478
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     885,650            2,600,563
                                                                                       ---------------      ---------------
                                                                                       $    1,024,007       $    2,605,201
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                       1998            1997             1996
                                                                ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests                           $       153,050  $       350,401   $       596,148
   Interest income                                                        5,519           22,231            46,849
                                                                ---------------  ---------------   ---------------
                                                                        158,569          372,632           642,997
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization -
      Normal provision                                                  139,833          163,075           202,879
      Additional provision                                            1,420,712          426,717                --
   General and administrative                                            64,226           66,779            76,398
                                                                ---------------  ---------------   ---------------
                                                                      1,624,771          656,571           279,277
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $    (1,466,202) $      (283,939)  $       363,720
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.
                         STATEMENT OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                  Interest         General          Combining
                                                  Holders          Partners         Adjustment           Total
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1995                         $     3,239,410   $        21,723  $        82,209     $    3,343,342

Income (Loss)                                         107,654            76,794          179,272            363,720

Cash Distributions                                  (333,600)          (60,424)               --           (394,024)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                               3,013,464            38,093          261,481          3,313,038
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                        (429,419)           44,521          100,959           (283,939)

Cash Distributions                                   (373,400)          (55,136)              --           (428,536)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1997                               2,210,645            27,478          362,440          2,600,563
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                      (1,202,967)           11,379         (274,614)        (1,466,202)

Cash Distributions                                   (232,300)          (16,411)              --           (248,711)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1998                         $       775,378   $        22,446  $        87,826     $      885,650
                                              ===============   ===============  ===============    ===============



Interest Holders' net income (loss)
    per SDI

      1996                                    $           .03
                                              ===============
      1997                                    $          (.13)
                                              ===============
      1998                                    $          (.36)
                                              ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-A, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                        1998             1997             1996
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $    (1,466,202)  $      (283,939) $       363,720
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     1,560,545           589,792          202,879
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                     (535)          126,390          (22,141)
        Increase (decrease) in accounts payable                                          133,719            (1,218)        (165,485)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    227,527           431,025          378,973
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (237,112)         (494,772)        (291,864)
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (248,711)         (428,536)        (394,024)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (258,296)         (492,283)        (306,915)
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         259,680           751,963        1,058,878
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $         1,384   $       259,680  $       751,963
                                                                                 ===============   ===============  ===============
Supplemental disclosure of noncash investing and financing activities:
    Oil and gas properties acquired which will be paid for in a
    subsequent period                                                            $            --   $            --  $       183,991
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

         Generally, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners. Payout had not occurred as of December 31, 1998.

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

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective April 28, 1995, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1995-A, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1998, 1997 and 1996, the Partnership acquired nonoperating interests in producing oil and gas properties for $237,112, $310,782 and $393,319, respectively, of which $47,075 and $29,393 in 1997 and 1996, respectively, related to costs charged by Swift to the Operating Partnership for the evaluation and acquisition effort, including costs related to interests not acquired.

         During 1998 and 1997, the Partnership's unamortized oil and gas costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for amortization of $1,420,712 and $426,717, respectively. In addition, during 1998, 1997 and 1996, the Interest Holders' share of unamortized oil and gas property costs exceeded their "ceiling limitation", resulting in a valuation allowance of $1,140,725, $518,480 and $146,453, respectively. This amount is included in the income (loss) attributable to the Interest Holders shown in the statement of partners' capital together with a "combining adjustment" for the difference between the Interest Holders' valuation allowance and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than the combined amortization provision attributable to the general partners and Interest Holders.

(4) Related Party Transactions -

         During 1998, 1997 and 1996, the Partnership paid Swift $49,786 per year as a general and administrative overhead allowance.

         During 1998, 1997 and 1996, the Partnership also paid Swift an incentive amount, as defined in the Partnership Agreement, for services rendered to the Partnership. Such amounts totaled $659 in 1998, $4,392 in 1997 and $5,990 in 1996 and are included in general and administrative expenses.

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

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the Interest Holders could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the year ended December 31, 1998, 1997 and 1996 was $0, $268,087 and $483,979, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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


                                             SWIFT ENERGY PENSION
                                             PARTNERS 1995-A, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      March 12, 1999                 By:      s/b A. Earl Swift
           --------------                   -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      March 12, 1999                 By:      s/b John R. Alden
           --------------                   -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      March 12, 1999                 By:      s/b Alton D. Heckaman, Jr.
           --------------                   -----------------------------------
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

                                             SWIFT ENERGY PENSION
                                             PARTNERS 1995-A, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     March 12, 1999                  By:      s/b A. Earl Swift
          --------------                    -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     March 12, 1999                  By:      s/b Virgil N. Swift
          --------------                    -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                    SWIFT ENERGY PENSION PARTNERS 1995-A, LTD


Date:      March 12, 1999                 By:      s/b G. Robert Evans
           --------------                   -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      March 12, 1999                 By:      s/b Raymond O. Loen
           --------------                   -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      March 12, 1999                 By:      s/b Henry C. Montgomery
           --------------                   -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      March 12, 1999                 By:      s/b Clyde W. Smith, Jr.
           --------------                   -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      March 12, 1999                 By:      s/b Harold J. Withrow
           --------------                   -----------------------------------
                                             Harold J. Withrow
                                             Director